Form 10-K
SALOMON BROS MORT SEC VII INC MOR PA THR CERT SE 1997 HUD-1
filed 1998-04-14
CIK 1038585

SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

                FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1997

Commission File Number: 333-22559

Salomon Brothers Mortgage Securities VII, Inc.
(Exact Name of registrant as specified in its charter)

Delaware                      13-3439681
(State or Other Juris-            (I.R.S. Employer
diction of Incorporation)        Identification No.)

Seven World Trade Center, New York, New York 10048
(Address of Principal Executive Office)

212-783-5659
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997.

Not applicable.

Number of shares of common stock outstanding a s of December 31, 1997.

Not applicable.

              Table of Contents


  PART I

  Item 1. Business..................................................3

  Item 2. Properties................................................3

  Item 3. Legal Proceedings.........................................3

  Item 4. Submission Of Matters To A Vote Of Security Holders.......3

  PART II

  Item 5. Market For Registrant's Common Equity And
  Related Shareholder Matters.......................................3

  Item 6. Selected Financial Data...................................3

  Item 7. Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations...............................4

  Item 8. Financial Statements And Supplementary Data...............4

  Item 9. Changes In And Disagreements With Accountants On
            Accounting And Financial Disclosure.....................4

  PART III

  Item 10. Directors And Executive Officers Of The Registrant.......4

  Item 11. Executive Compensation...................................4

  Item 12. Security Ownership Of Certain Beneficial Owners And
            Management..............................................4

  Item 13. Certain Relationships And Related Transactions...........4

  PART IV

  Item 14. Exhibits, Financial Statement Schedules And Reports On
            Form 8-K................................................4

  Signatures........................................................4

  Exhibit Index.....................................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Mortgage Pass-Through Certificates, Series 1997-HUD 1 issued, pursuant to a Pooling and Servicing Agreement, dated as of April 1, 1997 (the "Pooling and Servicing Agreement"), by and among Salomon Brothers Mortgage Securities VII, Inc. as sponsor (the "Company") Ocwen Federal Bank FSB, as master servicer, LaSalle National Bank, as trustee and REMIC administrator, and ABN AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (No. 333-27083) (the "Registration Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

This Annual Report is being filed by the Trustee, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by one or more of the Borrowers or other third parties without independent review or investigation by the Trustee. Pursuant to the Pooling and Servicing Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer s Annual Statement of Compliance and Servicer s Independent Accountant s Report on Servicer's servicing activities.

ITEM 3.         LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

Not applicable.



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

(a)
1.     Servicer's Annual Statement of Compliance for the period ended
       12/31/97.
2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/97.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


                              LASALLE NATIONAL BANK, IN
                              ITS CAPACITY AS TRUSTEE UNDER
                              THE POOLING AND SERVICING
                              AGREEMENT ON BEHALF OF Salomon
                         Brothers Mortgage Securities
                         VII, Inc., REGISTRANT


                              By: /s/ Russell Goldenberg
                              Name:  Russell Goldenberg
                              Title: Senior Vice President
                              Dated: April 14, 1998








EXHIBIT INDEX


Exhibit No.     Description

99.1   Servicer's Annual Statement of Compliance
99.2 Servicer's Independent Accountants' Report on Servicer's servicing activities














Exhibit 99.1


March 30, 1998




0 C W E N

LaSalle National Bank
135 South LaSalle Street, Suite 1740
Chicago, Illinois 60674-4107
Attn: Asset-Backed Securities Trust Services Group Salomon Brothers Mortgage Securities VII, Inc.

RE: 1997 Annual Compliance Information

As required by the terms of the Seller/Servicer Agreement, Trust Agreement and/ or Pooling and Servicing Agreement, we have provided the following compliance information:

1. Uniform Single Attestation Program (USAP) for Mortgage Bankers prepared by an Independent Auditor,

2. Officer's Certificate As To Compliance, signed by a Servicing
(ifficer who is authorized to sign such documents.

Should you have any questions regarding this matter or services provided by Ocwen Federal Bank, please do not hesitate to contact me at
(561) 681-8279 or fax (561) 68 1 -8186.

Sincerely,

By: /s/ Joseph Laigaie
Joseph Laigaie
Manager, Investor Reporting

Enclosures

0 C W E N

March 30,1998

LaSalle National Bank
135 South LaSalle Street, Suite 1740
Chicago, Illinois 60674-4107

Ann: Asset-Backed Securities Services Group,
Salomon Brothers Mortgage Securities VII, Inc.
Mortgage Pass-Through Certificates, Series 1997-HUD I
I

RE: Officer Certification

I Jay B. Goldman as officer of Ocwen Federal Bank FSB (the "Banlo confirm that activities required to be perfbrmed by the Bank under the servicig agreement (the "Agreement) have been completed in accordance with the intent of the respective Agreement, to the best of my knowledge.

Sincerely,

/s/ Jay B. Goldman
Jay B. Goldman
Vice President Loan Servicing

                         Exhibit 99.2

                         One East Broward Boulevard
                         Telephone 954 463 6280
                         Suite 1700
                         Fort Lauderdale, FL 33301

Price Waterhouse LLP

                            LOAN SERVICING REPORT OF
                   INDEPENDENT CERT11FIED PUBLIC ACCOUNTANTS

March 25, 1998

To the Board of Directors of
Ocwen Federal Bank FSB

We have examined management's assertions about Ocwen Federal Bank
FSB's ("the Bank") compliance with the minimum servicing standards in the Mortgage Bankers Association of America's Unlyorm Single Attestation Program for Moqga Bankers as of and for the year ended December 31, 1997, included in the accompanying management assertion. Management is responsible for the Bank~s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test ba.sis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 3 1, 1997 is fairly stated, in all. material respects.

/s/ Price Waterhouse LLP






























0 C W E N

MANAGENIENT'S ASSERTION ON COMPLIANCE WITH USAP

March 25, 1998

As of and for the year ended December 3 1, 1997, Ocwen Federal
Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Bank had in effect a fidelity bond and an errors and omissions policy in the combined amount of $10,000,000.00


/s/ Jay Goldman
Jay Goldman, Vice President


Date: March 25, 1998